Form 10-K
period 1998-12-31
MONEY STORE INVESTMENT CORP; MONEY STORE OF NEW YORK INC
filed 1999-03-31
CIK 897433, 897434

-----------------------------
                                                      OMB APPROVAL
                                                  -----------------------------
                                                  OMB Number:     3235-0063
                                                  Expires:  May 31, 2000
                                                  Estimated average burden
                                                  hours per response 1711.00
                                                  -----------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                        Commission file number 333-32775

          THE MONEY STORE INVESTMENT CORPORATION AND THE MONEY STORE OF NEW YORK, INC. ( AS ORIGINATORS UNDER A POOLING AND SERVICING
           AGREEMENT, DATED AS OF FEBRUARY 28, 1998 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE SBA LOAN-BACKED ADJUSTABLE RATE
                CERTIFICATES SERIES 1998-1, CLASS A AND CLASS B).

                     THE MONEY STORE INVESTMENT CORPORATION
                      AND THE MONEY STORE OF NEW YORK, INC.
             (Exact name of registrant as specified in its charter)

            NEW YORK/NEW JERSEY                           22-2293019
     (State or other jurisdiction                         22-3143559
     of incorporation or organization)              (Trust I.R.S. Employer
                                                     Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                 95605
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         NONE                                          NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

/x/ Yes    / /  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

      Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

      Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 2. PROPERTIES

      Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

      Reference is made to the Annual Statement attached hereto as Exhibit
      13.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established trading market for Registrant's securities subject to this filing.

      Number of holders of record of the Certificates as of March 10, 1999:  5

ITEM 6. SELECTED FINANCIAL DATA

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the Annual Compliance Certificate attached as
      Exhibit 20.

      Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

      Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following information is furnished as of March 10, 1999 as to each Certificateholder of record of more than 5% of the Certificates:


                                                        Amount of
                          Name and Address of          Security of
Title of Class            Beneficial Owner              Beneficial      % of
                                                           Owner        Class

The Money Store           The Bank of New York          10,000,000          11.9
SBA Loan-Backed           925 Patterson Plank Rd.
Adjustable Rate           Secaucus, NJ 07094
Certificates,
Class A
                          Norwest Bank Minnesota,       14,600,000          17.4
                          National Association
                          733 Marquette Avenue
                          Minneapolis, MN 55479-0056

                          Prudential Securities         35,400,000          42.3
                          Incorporated
                          Issuer Services
                          c/o ADP Proxy Services
                          51 Mercedes Way
                          Edgewood, NY 11717

                          WESTLB Securities Americas    23,700,000          28.3
                          Inc.
                          *Participant Contact Not Found*


                                                          Amount of
                           Name and Address of           Security of
Title of Class             Beneficial Owner               Beneficial       % of
                                                            Owner          Class

The Money Store            The Bank of New York          6,300,000          100%
SBA Loan-Backed            925 Patterson Plank Rd.
Adjustable Rate            Secaucus, NJ 07094
Certificates,
Class B


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      (a)      None

      (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(a)
      1.      Not applicable.

      2.      Not applicable

      3.      Exhibits

              13.  Annual Statement

              20.  Annual Compliance Certificate

              99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 2, 1993, and the response of the SEC, dated January 7, 1994, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1999.

                                   THE MONEY STORE INVESTMENT CORPORATION
                                   THE MONEY STORE OF NEW YORK, INC.


                                   By:  /s/ JAMES RANSOM
                                        ------------------------------
                                        James Ransom
                                        Chief Accounting Officer

                                  EXHIBIT INDEX


    DESCRIPTION                                                  PAGE NUMBER

Annual Statement                                                      7

Annual Compliance Certificate                                        10

Annual Independent Accountant's Report                               11