Form 10-K
period 1999-12-31
MONEY STORE INVESTMENT CORP
filed 2000-03-30
CIK 897433

--------------------------------
                                                         OMB APPROVAL
                                                --------------------------------
                                                OMB Number:     3235-0063
                                                Expires:        May 31, 2000
                                                Estimated average burden
                                                hours per response   1711.00
                                                --------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        Commission file number 333-58126

  THE MONEY STORE INVESTMENT CORPORATION AND THE MONEY STORE OF NEW YORK, INC.
     ( AS ORIGINATORS UNDER A POOLING AND SERVICING AGREEMENT, DATED AS OF
   MAY 31, 1999 PROVIDING FOR THE ISSUANCE OF THE MONEY STORE SBA LOAN-BACKED
        ADJUSTABLE RATE CERTIFICATES SERIES 1999-1, CLASS A AND CLASS B).

                     THE MONEY STORE INVESTMENT CORPORATION
                      AND THE MONEY STORE OF NEW YORK, INC.
             (Exact name of registrant as specified in its charter)

           NEW JERSEY/NEW YORK                      22-3143559/22-2293019
     -------------------------------                ---------------------
     (State or other jurisdiction                   (Trust I.R.S. Employer
     of incorporation or organization)                 Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA                95605
---------------------------------------------            ---------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                           --------------


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
         NONE                                          NONE


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                 --------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 |X| Yes    |_|  No

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

          Number of holders of record of the Certificates as of March 15, 2000:
          17

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following information is furnished as of March 15, 2000 as to each Certificateholder of record of more than 5% of the Certificates:



                                   Name and Address of                  Amount of Security of
Title of Class                     Beneficial Owner                      Beneficial Owner            % of Class

The Money Store                    Chase Manhattan Bank                       $16,850,000              17.9
SBA Loan-Backed Adjustable Rate    4 New York Plaza, 13th Floor
Certificates,                      New York, NY  10004
Class A
                                   FUNB-Phila. Main                           $5,000,000                5.3
                                   123 South Broad Street
                                   Philadelphia, PA  19109

                                   Norwest Bank Minnesota, National           $19,000,000              20.2
                                   Association
                                   733 Marquette Avenue
                                   Minneapolis, MN 55479-0056

                                   Boston Safe Deposit and                    $6,900,000                7.3
                                     Trust Company
                                   c/o Mellon Bank, N.A.
                                   Three Mellon Bank Center,
                                   Room 153-3015
                                   Pittsburgh, PA  15259

                                   The Northern Trust Company                 $5,100,000                5.4
                                   801 S. Canal C-IN
                                   Chicago, IL  60607

                                   PNC Bank, National Association             $9,400,000               10.0
                                   1600 Market Street
                                   29th Floor
                                   Philadelphia, PA  19103

                                   State Street Bank and                      $20,500,000              21.8
                                     Trust Company
                                   1776 Heritage Drive
                                   Global Corporate Action Unit
                                     JAB5NW
                                   No. Quincy, MA  02171

The Money Store                  First Union Securities, Inc.                $2,888,000                100%
SBA Loan-Backed Adjustable       8739 Research Blvd.
Rate Certificates,               Charlotte, NC  28262-0675
Class M


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 30th day of March, 2000.


                                THE MONEY STORE INVESTMENT CORPORATION
                                THE MONEY STORE OF NEW YORK, INC.


                                By: /s/ Arthur Q. Lyon
                                   -------------------------
                                    Name:   Arthur Q. Lyon
                                    Title:  Chief Financial Officer

                                  EXHIBIT INDEX


  DESCRIPTION                                                   PAGE NUMBER

Annual Statement                                                     7

Annual Compliance Certificate                                       11

Annual Independent Accountant's Report                              12