Form 10-K
period 2000-12-31
MONEY STORE INVESTMENT CORP
filed 2001-04-17
CIK 897433

-----------------------------------------------
                                               OMB APPROVAL
                               -----------------------------------------------
                               OMB Number:     3235-0063
                               Expires:        May 31, 2000
                               Estimated average burden
                               hours per response   1711.00
                               -----------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission file number 333-32775
                                               ---------

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
                      -------------------------------------
             (Exact name of registrant as specified in its charter)


       NEW JERSEY/NEW YORK                        22-3143559/22-2293019
 -------------------------------                  ---------------------
   (State or other jurisdiction                  (Trust I.R.S. Employer
  of incorporation or organization)               Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CALIFORNIA            95605
---------------------------------------------   --------------------------
(Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (916) 617-1000
                                                            --------------

           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                   -----------------------------------------
         NONE                                           NONE


           Securities registered pursuant to section 12(g) of the Act:

                                       NONE
                                       -----
                                 (Title of class)

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

        Number of holders of record of the Certificates as of April 9, 2001:
        15

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following information is furnished as of April 9, 2001 as to each Certificateholder of record of more than 5% of the Certificates:



                                   Name and Address of                        Amount of Security of
Title of Class                     Beneficial Owner                           Beneficial Owner         % of Class

The Money Store                    Bankers Trust Company                      $15,900,000              16.91
SBA Loan-Backed Adjustable Rate    648 Grassmere Park Road
Certificates,                      Nashville, TN 37211
Class A
                                   Boston Safe Deposit and Trust Company      $6,900,000               7.34
                                   c/o Mellon Bank N.A.
                                   Three Mellon Bank Center,
                                   Room 153-3015
                                   Pittsburgh, PA 15259

                                   Chase Manhattan Bank                       $17,550,000              18.70
                                   4 New York Plaza, 13th Floor
                                   New York, NY  10004

                                   Northern Trust Company (THE)               $7,100,000               7.55
                                   801 S. Canal C-IN
                                   Chicago, IL 60607

                                   PNC Bank, National Association             $9,700,000               10.32
                                   1600 Market Street
                                   29th Floor
                                   Philadelphia, PA 19103

                                   State Street Bank and Trust Company        $23,500,000              25.00
                                   1776 Heritage Dr.
                                   Global Corporate Action Unit
                                   JAB 5NW
                                   No. Quincy, MA 02171

The Money Store                    First Union Securities, Inc.               $ 2,888,000               100
SBA Loan-Backed Adjustable         8739 Research Drive
Rate Certificates,                 Charlotte, NC  28262
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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 16th day of April, 2001.

                                        THE MONEY STORE INVESTMENT CORPORATION
                                        THE MONEY STORE OF NEW YORK, INC.




                                  By:  /s/ Arthur Q. Lyon
                                      -----------------------------------
                                      Name:  Arthur Q. Lyon
                                      Title: Chief Financial Officer

                                  EXHIBIT INDEX


   DESCRIPTION                                    PAGE NUMBER

Annual Statement                                       6

Annual Compliance Certificate                          7

Annual Independent Accountant's Report                 8